Form 10-K
period 2000-12-31
CORPORATE BOND BACKED CERT TR SER 1998-NSC 1
filed 2001-03-20
CIK 1059378

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                   Commission file number:
  December 31, 2000                                            333-32105-01
  -----------------


           Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust
             (Exact name of registrant as specified in its charter)

Lehman ABS Corporation is the depositor under the Standard Terms for Trust Agreements, dated as of February 25, 1996, as supplemented by a Series Supplement, dated as of February 25, 1998, which together formed the Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust.

I.R.S. Employer Identification Number: 13-7195072

The Bank of New York, as Trustee
100 Church Street, Floor 14
New York, New York                                                    10286
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code: (212) 437-3691

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_.

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2000: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 2000: Not Applicable.

               Documents in Part II and Part IV incorporated herein by reference are as follows:

               Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending May 15, 2000 and November 15, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.



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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
               Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending May 15, 2000 and November 15, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.


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

(d)  Not Applicable

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.

(a)  The following documents are filed as a part of the report:

               Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending May 15, 2000 and November 15, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.


(b)  None

(c)  See item 14(a) above.

(d)  Not Applicable

                                    SIGNATURE



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the Fund has duly caused this report to be signed on behalf of the Fund by the undersigned, thereunto duly authorized.

Date: March 13, 2001



                                        THE BANK OF NEW YORK AS
                                        TRUSTEE, FOR CORPORATE BOND-BACKED
                                        CERTIFICATES, SERIES 1998-NSC-1 TRUST



                                        By:/s/ Enrico D. Reyes
                                           --------------------
                                           Enrico D. Reyes
                                           Vice President