Form 10-K
period 2003-12-31
CORPORATE BOND BACKED CERT TR SER 1998-NSC 1
filed 2004-03-29
CIK 1059378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

                                       or

  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ________

                        Commission File Number: 001-31976

                             Lehman ABS Corporation,
                             -----------------------

                                  on behalf of:

           Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                       13-3447441
  --------------------------------------------------------------            ------------------------------------
  (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                   745 Seventh Avenue, New York, New York                            10019
              ------------------------------------------------                   ---------------
                  (Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                                       Name of Registered Exchange
--------------                                                       ---------------------------

Corporate Bond-Backed Certificates, Series 1998-NSC-1                New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders, filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of February 25, 1998, between the Depositor and The Bank of New York, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of February 25, 1998, in respect of the Trust. The Trust's assets consist solely of notes issued by Norfolk Southern Corporation. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

Norfolk Southern Corporation, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on Norfolk Southern Corporation, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Norfolk Southern Corporation's Exchange Act file number, 001-08339. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Norfolk Southern Corporation may be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                     PART I

Item 1.  Business.
         Not Applicable

Item 2.  Properties.
         Not Applicable

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
         None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         None

Item 9A. Controls and Procedures.
         Not Applicable



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         Not Applicable

Item 11. Executive Compensation.
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management. Not Applicable

Item 13. Certain Relationships and Related Transactions.
         None

Item 14. Principal Accounting Fees and Services.
         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2003 through and including December 31, 2003 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item 15(b) below.

                  2.       None.

                  3.       Exhibits:

                           99.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) The following reports on Form 8-K were filed during the period covered by this report:

--------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                  Distribution Date      Filed on
--------------------------------------------------------------- ---------------------- ---------------
Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust          05/15/2003          05/19/2003
                                                                     11/15/2003          11/19/2003
--------------------------------------------------------------- ---------------------- ---------------


         (c) See Item 15(a) above.

         (d) Not Applicable

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Lehman ABS Corporation, as Depositor for the
                                    Trust (the "Registrant")



Dated:   March 29, 2004             By: /s/ PAUL MITROKOSTAS
                                        -----------------------------
                                        Name:  Paul Mitrokostas
                                        Title:  Senior Vice President

                                  EXHIBIT INDEX

-----------------------------------------------------------------------------------------
  Reference
 Number per
 Item 601 of                                                              Exhibit Number
Regulation SK              Description of Exhibits                      in this Form 10-K
-----------------------------------------------------------------------------------------
   (99.1)      Certification by Senior Vice President of the                99.1
               Registrant pursuant to 15 U.S.C. Section 7241, as
               adopted pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.
-----------------------------------------------------------------------------------------
   (99.2)      Annual Compliance Report by Trustee pursuant to 15
               U.S.C. Section 7241, as adopted pursuant to Section          99.2
               302 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------