Form 10-K
period 2015-12-31
CORPORATE BOND BACKED CERT TR SER 1998-NSC 1
filed 2016-03-30
CIK 1059378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Introductory Note

Lehman ABS Corporation (the “Depositor” or the “Registrant”) is the Depositor in respect of the Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of February 25, 1998, between the Depositor and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (the “Trustee”), as supplemented by a Series Supplement (the “Series Supplement”) dated as of February 25, 1998, in respect of the Trust. The Trust’s assets consist solely of debentures issued by Norfolk Southern Corporation. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2015 through and including December 31, 2015 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust	05/15/2015 11/16/2015	05/22/2015 11/25/2015

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Lehman ABS Corporation, as Depositor for the Trust

Dated: March 30, 2016	By:	/s/ Clifford S. Feibus
	Name:	Clifford S. Feibus
	Title:	Senior Vice President and Controller

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1