Form 10-K
period 2016-12-31
CORPORATE BOND BACKED CERT TR SER 1998-NSC 1
filed 2017-03-29
CIK 1059378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

filed on behalf of:

Commission File Number of issuing entity: 001-31976

Central Index Key Number of issuing entity: 0001059378

Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust

(Exact Name of Registrant as Specified in Its Charter)

by:

Commission File Number of depositor: 001-11661

Central Index Key Number of depositor: 0000829281

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2016 through and including December 31, 2016 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Bond-Backed Certificates, Series 1998-NSC-1 Trust	05/16/2016 11/15/2016	05/26/2016 11/23/2016

2.	None.

3.	Exhibits:

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 29, 2017	By:	/s/ Clifford S. Feibus
	Name:	Clifford S. Feibus
	Title:	Senior Vice President and Controller

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1